Form 10-K
period 1999-06-30
DVI RECEIVABLES CORP
filed 1999-09-29
CIK 918113

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from ___________________to____________________

      Commission file number 333-16233

                              DVI RECEIVABLES CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                                                                          33-0608442

(State or other jurisdiction of incorporation or                                          (I.R.S. Employer Identification No.)
                  organization)


                                  500 Hyde Park

                         Doylestown, Pennsylvania 18901

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (215) 345-6600

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.      YES [ ]  NO [X]



            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

            Aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 1999. Not applicable.

            Number of shares of common stock outstanding as of June 30, 1999. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.  BUSINESS

            This Annual Report on Form 10-K relates to DVI Receivables Corp., a limited purpose corporation organized under the laws of the State of Delaware on January 21, 1994 ("DVI"), and its wholly owned subsidiary, DVI Business Trust 1998-2, a business trust organized under the laws of the State of Delaware on December 1, 1998 (the "Trust," and collectively with DVI, the "Company"). The Company does not intend to engage in any business or investment activities other than acquiring, owning, leasing, transferring, receiving or pledging the assets transferred to the Company pursuant to a Contribution Agreement or Pooling and Trust Agreement. DVI's articles of incorporation limit the Company's business and investment activities to the above purposes and to any activities necessary, suitable or convenient to accomplish the foregoing or incidental thereto. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2.  PROPERTIES

            The Company does not have any physical properties. Accordingly, this item is inapplicable.

ITEM 3.  LEGAL PROCEEDINGS

            There are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No votes or consents of Securityholders were solicited during the preceding fiscal year for any purpose.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            There is no established public trading market for the Securities.

            As of June 30, 1999, there was one registered Securityholder.

            The Company pays no dividends with respect to the Securities and the information required by Item 201 of Regulation S-K regarding dividends is inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA

            The regular monthly report form, which the Trustee is required to include with each monthly distribution of company assets to Securityholders (the "Monthly Reports"), sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Trust Agreement to be reportable to Securityholders.

            The Monthly Reports for the months ending December 31, 1998 through June 30, 1999 are incorporated herein by reference.

            The foregoing presents all relevant financial information relating to the Company. Because of the limited business activity of the Company, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide meaningful additional information.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Because of the limited business activity of the Company, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Because of the limited business activity of the Company, the presentation of Quantitative and Qualitative Disclosures About Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            As discussed above, furnishing the traditional financial information required by Item 8 of Form 10-K would not add relevant information to that provided by the foregoing statements. Because the Securities are essentially "passthrough" securities, the Company will have "income" only in the limited sense of collecting payments on the receivables. The only material items of "expense" for the Company will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facility. The Monthly Reports contained in the Current Reports on Form 8-K provide complete information on the amounts of the "income" and "expenses" of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
- ---------

NAME:                                           AGE:                    POSITION:
- -----                                           ----                    ---------
John P. Boyle...........................        49                      Director since 1998

Peter H. Sorensen.....................          39                      Director since 1998

Frank B. Bilotta........................        39                      Director since 1998

Lisa J. Cruikshank.....................         40                      Director since 1998

Melvin C. Breaux.....................           58                      Director since 1998

Executive Officers

NAME:                                                       AGE:                    POSITION:
- -----                                                       ----                    ---------
Steven R. Garfinkel..................                       56                      Executive Vice President and CFO

Lisa J. Cruikshank....................                      40                      Vice President

John P. Boyle.........................                      49                      Vice President

Melvin C. Breaux....................                        58                      Secretary



            John P. Boyle is a director and a vice president of DVI. He is vice president and chief accounting officer of DVI, Inc. His primary responsibility is managing the accounting, tax and financial reporting functions. Mr. Boyle is a General Securities Principal and a CPA with twenty years of experience in the financial services industry. Mr. Boyle spent five years of his career with Peat Marwick Mitchell & Co. in Philadelphia. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle received his Bachelor of Arts degree from Temple University.

            Peter H. Sorensen is a director of DVI and president and chief executive officer of Lord Securities Corporation. His primary responsibility is managing a group of professionals responsible for the operations of special purpose companies established to facilitate structured finance programs. Mr. Sorensen has thirteen years of experience with Lord Securities Corporation. Mr. Sorensen received his Bachelor of Business Administration/Finance degree from Barrington College.

            Frank B. Bilotta is a director of DVI and a senior vice president at Lord Securities Corporation. His primary responsibilities at Lord Securities include administration and consultative structuring of bankruptcy-remote, off-balance-sheet special purpose vehicle programs. Mr. Bilotta has been employed with Lord Securities since 1997. Mr. Bilotta is a member of New York and New Jersey bars and is a certified public accountant. Mr. Bilotta received his Bachelor of Science degree from Stockton State College and his Juris Doctor from Seton Hall University School of Law.

            Lisa J. Cruikshank is a director and vice president of DVI and a vice president of DVI Financial Services Inc. Her primary responsibility is managing the Company's treasury functions including securitization. Before joining the company, Ms. Cruikshank was an assistant vice president in management reporting and planning at CoreStates Bank, N.A. Previously, she was vice president and assistant controller at Independence Bancorp. Ms. Cruikshank received her Bachelor of Science degree from Cedar Crest College and her Master of Business Administration degree from LaSalle University.

            Melvin C. Breaux is a director and Secretary of DVI and a vice president and general counsel for DVI, Inc. Prior to joining the company, Mr. Breaux was a partner in the Philadelphia law firm of Drinker, Biddle & Reath. As a member of that firm's banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions and the general practice of business law.

            Steven R. Garfinkel is executive vice president and chief financial officer of DVI and DVI, Inc. His responsibilities include corporate finance, loan funding, balance sheet management, treasury, accounting and financial reporting, internal control, financial and strategic planning, and human resources. Mr. Garfinkel has extensive experience in developing and managing corporate finance relationships, money market funding, derivative hedging, financial planning and management information systems. Prior to joining DVI, Mr. Garfinkel spent twenty-nine years with two large bank holding companies: CoreStates Financial Corp. and First Pennsylvania Corporation. For twenty years he was either controller or treasurer of those organizations. Mr. Garfinkel received his Master of Business Administration degree from Drexel University and his Bachelor of Arts degree from Temple University.

ITEM 11. EXECUTIVE COMPENSATION

            Peter H. Sorensen and Frank B. Bilotta, the independent directors, are each paid $5,000.00 annually.

            There is no compensation for executives and the remaining directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)(3) Exhibits


  Regulation S-K Exhibit                                                                               Reference to prior filing or
          Number                                         Document                                     Exhibit number attached hereto
- -------------------------   --------------------------------------------------------------------      ------------------------------
           3.1              Certificate of Incorporation of DVI                                                      *

           3.2              Bylaws of DVI                                                                            *

           4.1              Contribution and Servicing Agreement between DVI and DVI Financial                      **
                            Services Inc.

           4.2              Pooling and Trust Agreement between DVI and Wilmington Trust Company                    **

           4.3              Form of Indenture between DVI Business Trust 1998-2 and U.S. Bank                       **
                            Trust National Association

           99.1             Independent Accountants' Report                                                        99.1

- -------------------------
* Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 33-74446).

** Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 11, 1998.

(b) Current Reports on Form 8-K

            Current Reports on Form 8-K were filed on December 11, 1998, April 26 1999, May 18, 1999, June 22, 1999 and August 27, 1999.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of DVI Receivables Corp. by the undersigned thereunto duly authorized.

                                             DVI Receivables Corp.

                                             By: /s/ Lisa J. Cruikshank
                                                 -------------------------------
                                                  Name: Lisa J. Cruikshank
                                                  Title: Vice President

            Dated: September 28, 1999

                                  EXHIBIT INDEX


           Exhibit No.                       Document
         ---------------           --------------------------------------
              99.1                 Independent Accountants' Report
