Form 10-K
period 2000-06-30
DVI RECEIVABLES CORP
filed 2000-09-26
CIK 918113

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                    FORM 10-K


        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

        [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to __________

                Commission file number 33-74446


                                    DVI RECEIVABLES CORP.
                    (Exact name of registrant as specified in its charter)

                   Delaware                                33-0608442
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

                                 2500 York Road
                           Jamison, Pennsylvania 18929
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (215) 488-5000

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

        Aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2000. Zero.

        Number of shares of common stock outstanding as of June 30, 2000. 100 shares.

                                     PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K relates to DVI Receivables Corp., a limited purpose corporation organized under the laws of the State of Delaware on January 21, 1994 (the "Registrant"), and its wholly owned subsidiary, DVI Business Trust 1998-2, a business trust organized under the laws of the State of Delaware on December 1, 1998 (the "Trust" and collectively with the Registrant, the "Company"). The Company does not intend to engage in any business or investment activities other than acquiring, owing, leasing, transferring, receiving or pledging the assets transferred to the Company pursuant to a Contribution Agreement or Pooling and Trust Agreement. The Registrant's articles of incorporation limit the Company's business and investment activities to the above purposes and to any activities necessary, suitable or convenient to accomplish the foregoing or incidental thereto. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2. PROPERTIES

        The Company does not have any physical properties.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No votes or consents of security holders were solicited during the preceding fiscal year for any purpose.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the common equity securities of the Registrant.

        As of June 30, 2000, there was one registered common equity security holder of the Registrant.

        The Registrant pays no dividends with respect to the common equity securities.

ITEM 6. SELECTED FINANCIAL DATA

        The regular monthly report form, which the Trustee is required to include with each monthly distribution of Company assets to the security holders (the "Monthly Reports") sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the Trust Agreement to be reportable to security holders.

        The Monthly Reports for the months ending July 31, 1999 through June 30, 2000, filed under Current Reports on Form 8-K, are incorporated herein by reference.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Because of the limited business activity of the Company, the presentation of Quantitative Disclosures about Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS:
----------

NAME                         AGE            POSITION
----                         ---            --------
John P. Boyle                50             Director since 1998

Jeffrey M. Medaglio          45             Director since 1999

William A. Norris, III       49             Director since 1999

Lisa J. Cruikshank           41             Director since 1998

Melvin C. Breaux             59             Director since 1998

EXECUTIVE OFFICERS:
-------------------

NAME                         AGE            POSITION
----                         ---            --------
Steven R. Garfinkel          57             Executive Vice President and CFO since 1998

Lisa J. Cruikshank           41             Vice President since 1998

John P. Boyle                50             Vice President since 1998

Melvin C. Breaux             59             Secretary since 1998

        John P. Boyle is a director and a vice president of the Registrant. He is vice president and chief accounting officer of DVI, Inc. His primary responsibility is managing the accounting, tax and financial reporting functions. Mr. Boyle is a General Securities Principal and a CPA with twenty years of experience in the financial services industry. Mr. Boyle spent five years of his career with Peat Marwick Mitchell & Co. in Philadelphia. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle received his Bachelor of Arts degree from Temple University.

        Jeffrey M. Medaglio is a director of the Registrant. He currently runs his own estate and tax planning business. Mr. Medaglio is a CPA and an attorney. Previously, Mr. Medaglio worked for the accounting firms of Bergey, Yoder, Sweeney, Witter & Rolan, Kreischer, Miller & Company, Coopers & Lybrand and Deloitte & Touche with various responsibilities including tax manager. He is a graduate of Villanova University and Villanova School of Law. In addition, Mr. Medaglio has a master of laws in taxation.

        William H. Norris, III is a director of the Registrant. He is a chartered financial consultant with Karr Barth Associates, Inc., which provides insurance, investment and tax planning services to individuals, business owners and corporations. Previously, he spent 10 years with Meritor Financial Group as director of corporate budget and assistant vice president of investor relations.

        Lisa J. Cruikshank is a director and vice president of the Registrant and a vice president of DVI Financial Services Inc. Her primary responsibility is managing the treasury functions of DVI Financial Services including securitization. Before joining DVI Financial Services, Inc., Ms. Cruikshank was an assistant vice president in management reporting and planning at CoreStates Bank, N.A. Previously, she was vice president and assistant controller at Independence Bancorp. Ms. Cruikshank received her Bachelor of Science degree from Cedar Crest College and her Master of Business Administration degree from LaSalle University. She is a certified management accountant and a certified financial manager.

        Melvin C. Breaux is a director and secretary of the Registrant and a vice president and general counsel for DVI, Inc. Prior to joining DVI, Inc., Mr. Breaux was a partner in the Philadelphia law firm of Drinker, Biddle & Reath. As a member of that firm's banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions and the general practice of business law.

        Steven R. Garfinkel is executive vice president and chief financial officer of the Registrant and DVI, Inc. His responsibilities include corporate finance, loan funding, balance sheet management, treasury, accounting and financial reporting, internal control, financial and strategic planning, and human resources. Mr. Garfinkel has extensive experience in developing and managing corporate finance relationships, money market funding, derivative hedging, financial planning and management information systems. Prior to joining DVI, Inc., Mr. Garfinkel spent twenty-nine years with two large bank holding companies: CoreStates Financial Corp. and First Pennsylvania Corporation. For twenty years he was either controller or treasurer of those organizations. Mr. Garfinkel received his Master of Business Administration degree from Drexel University and his Bachelor of Arts degree from Temple University.

ITEM 11.  EXECUTIVE COMPENSATION

        Jeffrey M. Medaglio and William A. Norris, III, the independent directors, are each paid $250 annually.

        There is no compensation for executive officers and the remaining directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       (1)                 (2)                 (3)                   (4)
                   Name and address      Amount and nature
Title of Class     of beneficial owner   of beneficial ownership    % of class
--------------     -------------------   -----------------------    ----------
Common equity      DVI Financial         100 shares                 100%
                   Services, Inc.
                   2500 York Road
                   Jamison, PA  18929

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements (not applicable)

        (a)(2) Financial Statement Schedules (not applicable)

        (a)(3) Exhibits


                                                           Reference to prior
Regulation S-K                                             filing or Exhibit
Exhibit                                                    number attached
Number                    Document                         hereto
--------------   -----------------------------             ------------------

  3.1           Certificate of Incorporation of Registrant          (1)

  3.2           Bylaws of Registrant                                (1)

  4.1           Contribution and Servicing Agreement, dated         (2)
                as of December 1, 1998, between Registrant and DVI Financial Services, Inc.

  4.2           Pooling and Trust Agreement, dated as of            (2)
                December 1, 1998, between Registrant and
                Wilmington Trust Company

  4.3           Indenture, dated as of December 1, 1998,            (2)
                between DVI Business Trust 1998-2 and U.S.
                Bank Trust National Association

  19.1          Report furnished to security holders (Monthly
                Reports - see (b) below)

  21.1          Subsidiaries of the Registrant                      21.1

  99.1          Independent Accountants' Report                     99.1


(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 33-74446)

(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 11, 1998

(b)     Current Reports on Form 8-K

        Current Reports on Form 8-K were filed on June 23, 2000.



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of DVI Receivables Corp. by the undersigned thereunto duly authorized.


                                               DVI Receivables Corp.


                                               By: /s/Lisa J. Cruikshank
                                                   ---------------------
                                               Name:  Lisa J. Cruikshank
                                               Title:  Vice President



        Dated: September 26, 2000

                                  EXHIBIT INDEX


Exhibit No.                             Document
-----------                ----------------------------------
    21.1                   Subsidiaries of the Registrant

    99.1                   Independent Accountants' Report