Form 10-K
period 2001-06-30
DVI RECEIVABLES CORP
filed 2001-09-28
CIK 918113

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from               to
                                        -------------    -------------

         Commission file number 33-74446


                              DVI RECEIVABLES CORP.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  33-0608442
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

         Aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2001. Zero.

         Number of shares of common stock outstanding as of June 30, 2001. 100 shares.

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

         As of June 30, 2001, there was one registered common equity security holder of the Registrant.

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

         The Monthly Reports for the months ending July 31, 2000 through June 30, 2001, filed under Current Reports on Form 8-K, are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:

NAME                                AGE              POSITION
----                                ---              --------
John P. Boyle                       51               Director since 1998

Jeffrey M. Medaglio                 46               Director since 1999

William A. Norris, III              50               Director since 1999

Philip C. Jackson                   51               Director since 2001

Melvin C. Breaux                    60               Director since 1998

EXECUTIVE OFFICERS:

NAME                                AGE              POSITION
----                                ---              --------
Steven R. Garfinkel                 58               Executive Vice President and CFO since 1998

Matthew E. Goldenberg               32               Vice President since 2001

John P. Boyle                       51               Vice President and CEO since 1998

Melvin C. Breaux                    60               Secretary since 1998

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

         Philip C. Jackson joined DVI in June 1999 as Vice President of Banking and Finance. Previously PNC Bank, N.A., employed him for 20 years. He served in many management positions while with PNC, his most recent position being Senior Vice President/Segment Executive of the Financial Institutions Segment. His prior experience includes Treasurer of Diamond Bathurst and seven years with the Bank of America in Los Angeles, California. Mr. Jackson received his Bachelors of Business Administration from the University of Pennsylvania's Wharton School.

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

         Matthew Goldenberg is a vice president of the Registrant and of DVI Financial Services, Inc. Matthew is responsible for the company's domestic equipment-backed securitizations. Prior to joining DVI in January 1998, Matthew spent seven years with Corestates Financial Corp in various accounting and finance positions. He received his B.S. degree in Mathematics and his M.S. degree in Finance from Drexel University.

ITEM 11. EXECUTIVE COMPENSATION

         Jeffrey M. Medaglio and William A. Norris, III, the independent directors, are each paid $250 annually.

         There is no compensation for executive officers and the remaining directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (1)                           (2)                                  (3)                (4)
                           Name and address                   Amount and nature
Title of Class             of beneficial owner                of beneficial ownership   % of class
--------------             -------------------                -----------------------   ----------
Common equity              DVI Financial Services Inc.        100 shares                100%
                           2500 York Road
                           Jamison, Pa.  18929


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)(1) Financial Statements (not applicable)

         (a)(2) Financial Statement Schedules (not applicable)

         (a)(3) Exhibits


                                                                                 Reference to prior
            Regulation S-K                                                       filing or Exhibit
                Exhibit                                                           number attached
                Number                               Document                          hereto
            --------------          -------------------------------------------  ------------------
                  3.1               Certificate of Incorporation of Registrant          (1)

                  3.2               Bylaws of Registrant                                (1)

                  4.1               Contribution and Servicing Agreement, dated         (2)
                                    as of December 1, 1998, between Registrant
                                    and DVI Financial Services Inc.

                  4.2               Pooling and Trust Agreement, dated as of            (2)
                                    December 1, 1998, between Registrant
                                    and Wilmington Trust Company

                  4.3               Indenture, dated as of December 1, 1998,            (2)
                                    between DVI Business Trust 1998-2 and
                                    U.S. Bank Trust National Association

                 19.1               Report furnished to security holders
                                    (Monthly Reports - see (b) below)

                 21.1               Subsidiaries of the Registrant                      21.1

                 23.1               Consent of Independent Certified Public
                                    Accountants                                         23.1


(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 33-74446)

(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 11, 1998

(b)      Current Reports on Form 8-K

         Current Reports on Form 8-K were filed on:


                  August 3, 2000

                  August 25, 2000

                  September 25, 2000

                  October 18, 2000

                  December 1, 2000

                  December 19, 2000

                  February 5, 2001

                  March 2, 2001

                  March 22, 2001

                  May 2, 2001

                  May 18, 2001

                  June 22, 2001

                  July 20, 2001

                  August 31, 2001

                  September 18, 2001


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of DVI Receivables Corp. by the undersigned thereunto duly authorized.


                                                DVI Receivables Corp.


                                                By: /s/Steven R. Garfinkel
                                                    ----------------------------
                                                Name:  Steven R. Garfinkel
                                                Title: Executive Vice President
                                                         Chief Financial Officer


         Dated:   September 28, 2001

                                  EXHIBIT INDEX


Exhibit No.                                     Document
-----------                ---------------------------------------------------
   21.1                    Subsidiaries of the Registrant

   23.1                    Consent of Independent Certified Public Accountants