Form 10-K
period 2002-06-30
DVI RECEIVABLES CORP
filed 2002-09-26
CIK 918113

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to __________________

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

         Aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2002. Zero.

         Number of shares of common stock outstanding as of June 30, 2002. 100 shares.

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

         As of June 30, 2002, there was one registered common equity security holder of the Registrant.

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

         The Monthly Reports for the months ending July 31, 2001 through June 30, 2002, filed under Current Reports on Form 8-K, are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:

NAME                                AGE              POSITION
----                                ---              --------
John P. Boyle                       52               Director since 1998

Jeffrey M. Medaglio                 47               Director since 1999

William A. Norris, III              51               Director since 1999

Philip C. Jackson                   52               Director since 2001

Melvin C. Breaux                    61               Director since 1998

EXECUTIVE OFFICERS:

NAME                                AGE              POSITION
----                                ---              --------
Steven R. Garfinkel                 59               Executive Vice President and CFO since 1998

Matthew E. Goldenberg               33               Vice President since 2001

John P. Boyle                       52               Vice President and CEO since 1998

Melvin C. Breaux                    61               Secretary since 1998

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements (not applicable)

         (a)(2) Financial Statement Schedules (not applicable)

         (a)(3) Exhibits

                                                                             Reference to prior
 Regulation S-K                                                              filing or Exhibit
    Exhibit                                                                   number attached
    Number                                   Document                             hereto
     ----              ---------------------------------------------------        ------
     3.1               Certificate of Incorporation of Registrant                   (1)

     3.2               Bylaws of Registrant                                         (1)

     4.1               Contribution and Servicing Agreement, dated                  (2)
                       as of December 1, 1998, between Registrant
                       and DVI Financial Services Inc.

     4.2               Pooling and Trust Agreement, dated as of                     (2)
                       December 1, 1998, between Registrant
                       and Wilmington Trust Company

     4.3               Indenture, dated as of December 1, 1998,                     (2)
                       between DVI Business Trust 1998-2 and
                       U.S. Bank Trust National Association

     19.1              Report furnished to security holders
                       (Monthly Reports - see (b) below)

     21.1              Subsidiaries of the Registrant                               21.1

     23.1              Consent of Independent Certified Public Accountants          23.1

(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 33-74446)

(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated December 11, 1998

         (b) Current Reports on Form 8-K

                  Current Reports on Form 8-K were filed on:

July 20, 2001                           March 20, 2002
August 31, 2001                         April 17, 2002
September 18, 2001                      May 21, 2002
October 31, 2001                        June 18, 2002
November 20, 2001                       July 16, 2002
December 19, 2001                       August 16, 2002
January 15, 2002                        September 13, 2002
February 15, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of DVI Receivables Corp. by the undersigned thereunto duly authorized.

                                            DVI Receivables Corp.


                                            By: /s/Steven R. Garfinkel
                                                ----------------------
                                            Name:  Steven R. Garfinkel
                                            Title: Executive Vice President
                                                    Chief Financial Officer

         Dated:   September 26, 2002

                                  EXHIBIT INDEX

   Exhibit No.                        Document
   -----------                        --------
      21.1              Subsidiaries of the Registrant

      23.1              Consent of Independent Certified Public Accountants